Form 10-K/A
period 2000-12-31
DELTA FUNDING HOME EQUITY LOAN TRUST 2000-1
filed 2002-07-23
CIK 1110717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


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
        (Exact name of registrant as specified in its charter)

                                   11-3583069
                                   11-3617807
New York                           11-3583072
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2001, on behalf of Delta Funding Corporation Series 2000-1 Trust established pursuant to the Pooling and Servicing Agreement among Delta Funding Corporation, as Seller and Servicer, and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Delta Funding Corporation Series 2000-1 Trust registered under the Securities Act of 1933 (the"Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Delta Funding Corporation <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Delta Funding Corporation <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Delta Funding Corporation <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 23, 2000, November 28, 2000, and December 28, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Delta Funding Corporation
Home Equity Loan Asset-Backed Certificates
Series 2000-1 trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 22, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Delta Funding Corporation  <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Delta Funding Corporation  <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Delta Funding Corporation  <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)

    KPMG   (logo)
    1305 Walt Whitman Road
    Suite 200
    Melville, NY 11747-4302



    Independent Accountants' Report


    The Board of Directors
    Delta Funding Corporation:


    We have examined management's assertion about Delta Funding Corporation's compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying Management Assertion. Management is responsible for Delta Funding Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Delta Funding Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Delta Funding Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that Delta Funding Corporation complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    March 29, 2001







EX-99.2 (a)


March 29, 2001


Management Assertion

As of and for the year ended December 31, 2000, Delta Funding Corporation has complied, in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). As of and for this same period, Delta Funding Corporation had in effect an errors and omissions policy in the amount of $10,000,000, and maintained a fidelity bond in the amount of $5,000,000.

Hugh Miller
President and Chief Executive Officer

Richard Blass
Executive Vice President and Chief Financial Officer

Frank Pellegrin
Executive Vice President, Loan Servicing





EX-99.3 (a)


DELTA FUNDING CORPORATION

1000 WOODBURY ROAD
SUITE 200
WOODBURY, NEW YORK 11797
(516) 364-8500 . 1-800-225- 5335

March 22,2001

Ms. Jennifer Parrinello
Securities Analyst
Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562

Re:     Compliance Certificate
        Delta 2000-1

Dear Ms. Parrinello:

The following statement is a Certificate of Compliance as per Section 3.09 of the Pooling and Servicing Agreements.

A review of Delta Funding Corporation's performance under the company documents during the year 2000 has been made under our supervision.

To the best of our knowledge Delta Funding Corporation has fulfilled all of its obligations under the Agreement, as servicer.

The preceding should satisfactorily complete the Compliance Certificate.

Sincerely,


Hugh Miller     Lee Miller
President       Senior Vice President

ml

LICENSED MORTGAGE BANKERS - NEW YORK, CONNECTICUT, DELAWARE, FLORIDA, ILLINOIS, INDIANA, MARYLAND, MICHIGAN, NEW JERSEY, OHIO, PENNSYLVANIA, WASHINGTON, D.C., WISCONSIN